Form 10-K/A
period 2003-03-31
STRUCTURED ASSET SECURITIES CORP MORT BACK NOTES SER 2002 9
filed 2003-09-18
CIK 1172436

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Alliance Mtg Co, as Servicer <F1>
       c) Ameriquest Mortgage, as Servicer <F1>
       d) Aurora Loan Srvcs Inc, as Servicer <F1>
       e) Charter One Mortgage Corp., as Servicer <F1>
       f) Chase Manhattan Mtg Corp, as Servicer <F1>
       g) CitiMortgage Inc. (MO), as Servicer <F1>
       h) Countrywide Funding, as Servicer <F1>
       i) Countrywide Home Loans Inc., as Servicer <F1>
       j) Dovenmuehle Mtg Co, as Servicer <F1>
       k) EMC Mortgage Corp, as Servicer <F1>
       l) GMAC Mortgage Corp, as Servicer <F1>
       m) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       n) Homeside Lending Inc (TX), as Servicer <F1>
       o) HSBC Bank, USA, as Servicer <F1>
       p) M and T Mortgage Corp, as Servicer <F1>
       q) Matrix Financial Services Corp., as Servicer <F1>
       r) Mission Hills Mortgage Corp., as Servicer <F1>
       s) North American Mortgage, as Servicer <F1>
       t) Origen Financial, as Servicer <F1>
       u) Residential Funding Corp, as Servicer <F1>
       v) Saxon Mortgage Services, as Servicer <F1>
       w) Washington Mutual Bank, F.A., as Servicer <F1>
       x) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Alliance Mtg Co, as Servicer <F1>
       c) Ameriquest Mortgage, as Servicer <F1>
       d) Aurora Loan Srvcs Inc, as Servicer <F1>
       e) Charter One Mortgage Corp., as Servicer <F1>
       f) Chase Manhattan Mtg Corp, as Servicer <F1>
       g) CitiMortgage Inc. (MO), as Servicer <F1>
       h) Countrywide Funding, as Servicer <F1>
       i) Countrywide Home Loans Inc., as Servicer <F1>
       j) Dovenmuehle Mtg Co, as Servicer <F1>
       k) EMC Mortgage Corp, as Servicer <F1>
       l) GMAC Mortgage Corp, as Servicer <F1>
       m) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       n) Homeside Lending Inc (TX), as Servicer <F1>
       o) HSBC Bank, USA, as Servicer <F1>
       p) M and T Mortgage Corp, as Servicer <F1>
       q) Matrix Financial Services Corp., as Servicer <F1>
       r) Mission Hills Mortgage Corp., as Servicer <F1>
       s) North American Mortgage, as Servicer <F1>
       t) Origen Financial, as Servicer <F2>
       u) Residential Funding Corp, as Servicer <F1>
       v) Saxon Mortgage Services, as Servicer <F1>
       w) Washington Mutual Bank, F.A., as Servicer <F1>
       x) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Sale and Servicing
           Agreements for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Alliance Mtg Co, as Servicer <F1>
       c) Ameriquest Mortgage, as Servicer <F1>
       d) Aurora Loan Srvcs Inc, as Servicer <F1>
       e) Charter One Mortgage Corp., as Servicer <F1>
       f) Chase Manhattan Mtg Corp, as Servicer <F1>
       g) CitiMortgage Inc. (MO), as Servicer <F1>
       h) Countrywide Funding, as Servicer <F1>
       i) Countrywide Home Loans Inc., as Servicer <F1>
       j) Dovenmuehle Mtg Co, as Servicer <F1>
       k) EMC Mortgage Corp, as Servicer <F1>
       l) GMAC Mortgage Corp, as Servicer <F1>
       m) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
       n) Homeside Lending Inc (TX), as Servicer <F1>
       o) HSBC Bank, USA, as Servicer <F1>
       p) M and T Mortgage Corp, as Servicer <F1>
       q) Matrix Financial Services Corp., as Servicer <F1>
       r) Mission Hills Mortgage Corp., as Servicer <F1>
       s) North American Mortgage, as Servicer <F1>
       t) Origen Financial, as Servicer <F1>
       u) Residential Funding Corp, as Servicer <F1>
       v) Saxon Mortgage Services, as Servicer <F1>
       w) Washington Mutual Bank, F.A., as Servicer <F1>
       x) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


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





   (c) Not applicable.


   (d) Omitted.

    <F1> Filed herewith.

    <F2> Origen does not complete a Management Assertion.  Please see exhibit
    99.1 (t).






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

  Dated: September 18, 2003



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


      Date: 9/18/03
      Structured Asset Securities Corporation, as Depositor

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

/s/ Ernst & Young LLP

January 20, 2003

A Member Practice of Ernst & Young Global

  Ex-99.1 (b)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Certified Public Accountants
One Independent Drive
Suite 2801
Jacksonville, FL 32202-5034

Tel: (904) 665-1400
Fax: (904) 355-9104
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors
Alliance Mortgage Company:

We have examined management's assertion about Alliance Mortgage Company's and subsidiaries ("Alliance Mortgage Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Alliance Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Alliance Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Alliance Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Alliance Mortgage Company compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 21, 2003

Deloitte
Touche
Tohmatsu



  Ex-99.1 (c)


Deloitte & Touche LLP
Suite 1200
695 Town Center Drive
Costa Mesa, California 92626-1924

Tel: (714) 436-7100
Fax: (714) 436-7200
www.us.deloitte.com

Deloitte
& Touche   (logo)

INDEPENDENT ACCOUNTANTS' REPORT

To Ameriquest Mortgage Company:

We have examined management's assertion about Ameriquest Mortgage Company's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for Ameriquest Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ameriquest Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Ameriquest Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ameriquest Mortgage Company compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

January 30, 2003

Carlsbad  Las Vegas  Los Angeles  Phoenix  Reno San Diego

Deloitte
Touche
Tohmatsu


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

/s/ Ernst & Young LLP

March 14, 2003

A Member Practice of Ernst & Young Global

  Ex-99.1 (e)

Independent Auditors' Report

The Board of Directors
Charter Bank:

We have examined management's assertion, included in the accompanying management assertion, that Charter Bank complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for Charter Bank's compliance with those requirements. Our responsibility is to express an opinion on Charter Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Charter Bank's compliance with those requirements, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Charter Bank's compliance with the specified requirements.

In our opinion, Charter Bank complied in all material respects with the aforementioned requirements, as of and for the year ended December 31, 2002.

This report is intended for the information of the audit commitee, board of directors, management and applicable regulatory agencies, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
February 28, 2003


  Ex-99.1 (f)


PriceWaterhouseCoopers (logo)

PriceWaterhouseCoopers LLP
1177 Avenue of the Americas
New York, NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000


Report of Independent Accountants

To the Board of Directors and Stockholders of Chase Mortgage Company:

We have examined management's assertion about Chase Mortgage Company's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see
Exhibit I). The Company's residential loan portfolio is subserviced by an affiliate, Chase Manhattan Mortgage Corporation. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 19, 2003

  Ex-99.1 (g)

KPMG (logo)

10 South Broadway
Suite 900
St. Louis, MO 63102-1761
Telephone 314 444 1400
Fax 314 444 1470

Independent Accountants' Report

The Board of Directors
CitiMortgage, Inc.:

We have examined management's assertion, included in the accompanying management assertion, that CitiMortgage, Inc. (an indirect wholly-owned subsidiary of Citigroup Inc.) and subsidiaries (the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was concluded in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 14, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss Association.

  Ex-99.1 (h)

Grant Thornton (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thornton LLP
Los Angeles, California
February 28, 2003

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
T 213.627.1717
F 213.624.6793
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


Countrywide Financial Corporation
SCHEDULE OF FINDINGS
December 31, 2002

Statement of Condition:
Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:
The Uniform Single Attestation Program for Mortgage Bankers, Section V, Item 4, requires that interest on review accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:
The Company was not properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:
The Company should identify all borrows who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:
The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states.
The Company's Internal Audit Department will be performing testing in the area to ensure proper interest credit to mortgagors where applicable.

  Ex-99.1 (i)

Grant Thornton (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thornton LLP
Los Angeles, California
February 28, 2003

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
T 213.627.1717
F 213.624.6793
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


Countrywide Financial Corporation
SCHEDULE OF FINDINGS
December 31, 2002

Statement of Condition:
Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:
The Uniform Single Attestation Program for Mortgage Bankers, Section V, Item 4, requires that interest on review accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:
The Company was not properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:
The Company should identify all borrows who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:
The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states.
The Company's Internal Audit Department will be performing testing in the area to ensure proper interest credit to mortgagors where applicable.



  Ex-99.1 (j)


ERNST & YOUNG      (logo)

Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301

Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Dovenmuehle Mortgage, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Dovenmuehle Mortgage, Inc. (DMI) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended December 31, 2002. Management is responsible for DMI's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about DMI's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about DMI's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis fo our opinion. Our examination does not provide a legal determination on DMI's compliance with specified requirements.

In our opinion, management's assertion, that DMI complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, and DMI's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 28, 2003



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

/s/ Deloitte & Touche LLP

January 15, 2003



Deloitte
Touche
Tohmatsu       (logo)

  Ex-99.1 (l)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' ("the Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 7, 2003

  Ex-99.1 (m)


PriceWaterhouseCoopers (logo)

PriceWaterhouseCoopers LLP
400 S. Hope SL
Los Angeles, CA 90071-2852
Telephone (213) 236 3000
Facsimile (813) 637 4444


Report of Independent Accountants

To the Board of Directors and Stockholders of Green Point Mortgage Funding, Inc.

We have examined management's assertion about GreenPoint Mortgage Funding, Inc.'s ("the Company"), a wholly-owned subsidiary of GreenPoint Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 27, 2003

  Ex-99.1 (n)



Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)



  Ex-99.1 (o)


KPMG (logo)

12 Fountain Plaza, Suite 601
Buffalo, NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying
Management Assertion, that HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation
(USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 5, 2003
Buffalo, New York


KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.



  Ex-99.1 (p)


PriceWaterhouseCoopers (logo)

PriceWaterhouseCoopers LLP
3600 HSBC Center
Buffalo NY 14203-2879
Telephone (716) 856 4650
Facsimile (716) 856 1208


Report of Independent Accountants

To the Board of Directors and Stockholders of M&T Mortgage Corporation:

We have examined management's assertion about M&T Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 25, 2003

  Ex-99.1 (q)

KPMG (logo)

One Arizona Center
400 E. Van Buren Street
Suite 1100
Phoenix, AZ 85004


Independent Accountants' Report

The Board of Directors
Matrix Financial Services Corporation:

We have examined management's assertion, included in the accompanying Report of Management, that Matrix Financial Services Corporation (the Company), a wholly owned subsidiary of Matrix Capital Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Matrix Financial Services Corporation complied with the aforementioned minimum servicing standards during the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ KPMG LLP

February 10, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (r)


KPMG (logo)

355 South Grand Avenue
Suite 2000
Los Angeles, CA 90071-1568


Independent Accountants' Report


The Board of Directors
Gateway Business Bank:

We have examined management's assertion, included in the accompanying Management's Report on compliance with Minimum Servicing Standards, that Gateway Business Bank (Gateway) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended
December 31, 2002. Management is responsible for Gateway's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Gateway's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Gateway's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Gateway's compliance with the minimum servicing standards.

In our opinion, management's assertion that Gateway complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 14, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (s)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

  Ex-99.1 (t)


Grant Thornton (logo)

Accountants and Business Advisors

INDEPENDENT SERVICE AUDITOR'S REPORT

To The Board of Directors of Origen Financial, L.L.C.:

We have examined the accompanying description of controls at Origen Financial L.L.C. ("Origen") related to its loan processing general controls for the Texas operation and computer controls at the Virginia Data Center in support of the loan processing function. Our examination included procedures to obtain reasonable assurance about whether (1) the accompanying description presents fairly, in all material respects, the aspects of Origen's controls that may be relevant to a user organization's internal control as it relates to an audit of financial statements, (2) the controls included in the description were suitably designed to achieve the control objectives specified in the description, if those controls were complied with satisfactorily and user organizations applied the controls contemplated in the design of Origen's controls and (3) such controls have been placed in operation as of March 31, 2003. The control objectives were specified by the management of Origen. Our examination was performed in accordance with standards established by the American Institute of Certified Public Accountants ("AICPA") and included those procedures we considered necessary in the circumstances to obtain a reasonable basis for rendering our opinion.

In our opinion, the accompanying description of the controls of Origen's Loan Processing presents fairly, in all material respects, the relevant aspects of Origen's controls that have been placed in operations as of March 31, 2003. Also, in our opinion, the controls, as described, are suitably designed to provide reasonable assurance that the specified control objectives would be achieved if the described controls were complied with satisfactory and user organizations and subservice organizations applied the controls contemplated in the design of Origen's controls.

In addition to the procedures we considered necessary to render our opinion as expressed in the previous paragraph, we applied test to specific controls, listed in our description of the tests of operating effectiveness, to obtain evidence about their effectiveness in meeting the related control objectives, described in our description of those tests, during the period from April 1, 2002 to March 31, 2003. The specific controls and the nature, timing, extent, and results of the tests are listed in the description of the tests of operating effectiveness. This information has been provided to user organizations of Origen and to their auditors to be taken into consideration, along with information about the internal control as user organizations, when making assessments of control risk for user organizations.

The Service Organization states in its description of controls that is has controls in place to ensure that only authorized personnel have access to critical system files. Our tests of operating effectiveness noted that a significant number of individuals were contained in a security group that provided update access to mission critical application directories and that IT developers had update access to the production environment. This resulted in the non-achievement of the control objective "Controls should provide reasonable assurance that only authorized personnel have access to appropriate system files." Subsequent to the issuance our findings, Origen management immediately addressed all test exceptions, which are detailed in section IV of this report.

In our opinion, except for the matter described in the preceding paragraph, the controls that were tested, as described in our description of the tests of operating effectiveness, were operating with sufficient effectiveness to provide reasonable assurance, but not absolute, assurance that the control objectives specified in our description of those tests were achieved during the period from April 1, 2002 to March 31, 2003. However, the scope of our engagement did not include tests to determine whether the control objectives not listed in our description of the tests of operating effectiveness were achieved; accordingly, we express no opinion on the achievement of the control objectives not included in our description of those tests.

The relative effectiveness and significance of specific controls at Origen and their effect on assessments of control risk at user organizations are dependent upon their interaction with controls and other factors present at individual user organizations. We have performed no procedures to evaluate the effectiveness of the controls at individual user organizations.

The information in section II describing plans for business continuity and disaster recovery at Origen is presented by Origen to provide additional information and is not part of Origen's description of controls that may be relevant to user organization's internal control. Such information has not been subjected to the procedures applied in the examination of the description of the controls applicable to the processing of transactions for user organizations and accordingly, we express no opinion on it.

The description of controls at Origen is as of March 31, 2003, and information about tests of the operating effectiveness of specific controls covers the period from April 1, 2002 to March 31, 2003. And projection of such information to the future is subject to the risk that, because of change, the description may no longer portray the controls in existence. The potential effectiveness of specific controls at Origen is subject to inherent limitations and, accordingly, errors or fraud may occur and not be detected. Furthermore, the projection of any conclusions, based on our findings, to future periods is subject to the risk that (1) changes made to the system of controls, (2) changes in processing requirements, or (3) changes required because of the passage of time may alter the validity of such conclusions.

This report is intended solely for use by the management of Origen, its users and the independent auditors of its users and is not intended to be and should not be used by anyone other than these specified parties.

Grant Thornton LLP
April 12, 2003
Southfield, Michigan

27777 Franklin Road, Suite 800
Southfield, Michigan 48034
T 248.262.1950
F 248.350.3581
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

Origen Financial, L.L.C.
2003 Service Auditor's Report on Loan Processing


  Ex-99.1 (u)


PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Park Building
Suite 1300
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors and Stockholder of Residential Funding Corporation

We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2002, included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before September 30, 2002. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific loans of series of certificates as listed in the attached Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 7, 2003

  Ex-99.1 (v)


Independent Accountants' Report


To the Board of Directors
Saxon Mortgage Services, Inc.
Fort Worth, Texas

We have examined management's assertion that Saxon Mortgage Services, Inc.
(the "Company") has complied as of and for the year ended December 31, 2002, with its established minimum servicing standards described in the accompanying management assertion dated March 14, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects based on the criteria set forth in Appendix I, except as noted in the following paragraph.

In four of the thirty custodial bank accounts selected for testing for May 2002, the reconciliations included 84 items totaling approximately $574,000 that were older than 90 days. Of the thirty custodial bank accounts selected for testing for December 2002, we did not observe reconciling items older than 90 days.




March 14, 2003



  Ex-99.1 (w)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


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

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 20, 2003

Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.

  Ex-99.2 (b)

Alliance        (logo)
MORTGAGE COMPANY

March 21, 2003

Deloitte & Touche LLP
Suite 2801, One Independent Drive
Jacksonville, Florida 32202

As of and for the years ended December 31, 2002, Alliance Mortgage Company and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, the Company had in effect fidelity and errors and omissions insurance coverage in the amounts of $15,000,000 and $15,000,000, respectively.

/s/ Gary A. Meeks
Gary A. Meeks
Chairman and Chief Executive Officer

/s/ Blake Wilson
Blake Wilson
Executive Vice President
Chief Financial Officer

/s/ Michael C. Koster
Michael C. Koster
Executive Vice President
Loan Administration



8100 Nations Way * Jacksonville, Florida 32256-4405 * (904) 281-6000




  Ex-99.2 (c)


AMERIQUEST
MORTGAGE
COMPANY (logo)


January 30, 2003

Deloitte & Touche LLP
695 Town Center Drive, Suite 1200
Costa Mesa, CA 92626

As of and for the year ended December 31, 2002, Ameriquest Mortgage Company has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as set forth in the attached exhibit. As of and for this same period, Ameriquest Mortgage Company had in effect a fidelity bond ranging from $11,000,000 to $21,000,000 and an errors and omissions policy ranging from $10,000,000 to $15,000,000.

/s/ Kirk Langs
Kirk Langs
Chief Executive Officer/President

/s/ Jane Johnson
Jane Johnson
Senior Vice President
Director of Loan Servicing

/s/ John P. Grazer
John P. Grazer
Executive Vice President
Chief Financial Officer


1100 Town & Country Road, Suite 1100, Orange, CA 92868 * Phone (714) 541-9960
* Fax (714) 835-6155


EXHIBIT

MINIMUM SERVICING STANDARDS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
* Be mathematically accurate;
* Be prepared within forty-five (45) calendar days after the cutoff date;
* Be reviewed and approved by someone other than the person who prepared the reconciliation; and
* Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursement made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premiums notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



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

/s/ Ralph A. Lenzi III
Ralph A. Lenzi III
Chief Executive Officer

/s/ Rick W. Skogg
Rick W. Skogg
President

/s/ Roy W. Browning III
Roy W. Browning III
Chief Financial Officer

/s/ Alexandra M. Delargy
Alexandra M. Delargy
Senior Vice President and Controller

March 14, 2003

  Ex-99.2 (e)

CHARTER       (logo)
Bank * Mortgage * Insurance

February 28, 2003

MANAGEMENT'S ASSERTIONS ON COMPLIANCE WITH MINIMUM SERVICING
STANDARDS OF UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE
BANKERS

As of and for the year ended December 31, 2002 Charter Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for the same period, Charter Bank has in effect fidelity bond and error and omissions policies in the amounts of $3,500,000 and $3,500,000 respectively.

Sincerely,

Charter Bank

/s/Russell Cummins
Russell Cummins
Executive Vice President
 Chief Financial Officer

2130 Eubank Blvd NE
P.O. Box 11519
Albuquerque, NM 87192-0519

505-291-3700
(f) 505-296-7998


  Ex-99.2 (f)


CHASE
THE RIGHT RELATIONSHIP IS EVERYTHING (logo)

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 19, 2003

As of and for the year ended December 31, 2002, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Group had in effect a fidelity bond and errors omissions policy in the amount of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella                             /s/ Terry L. Gentry
Steve Rotella                                 Terry L. Gentry
Chief Executive Officer                       Senior Vice President of Servicing

/s/ Glenn Mouridy                             /s/ Lucy Gambino
Glenn Mouridy                                 Lucy Gambino
Executive Vice President of Servicing         Vice President of Risk Management

  Ex-99.2 (g)

Citimortgage (logo)

CitiMortgage, Inc.
Financial Control
Mail Station 822
12855 N. Outer Forty Drive
St. Louis, MO 63141

As of and for the year ended December 31, 2002, CitiMortgage, Inc. (an indirect wholly owned subsidiary of Citigroup) and subsidiaries (the Company) has complied, in all material respects, with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity policy of $360 million and errors and omissions policy in the amount of $50 million.

Very truly yours,

CITIMORTGAGE, INC.

By: /s/ David Schneider
David Schneider, President & Chief Operating Officer

By: /s/ David Lowman
David Lowman, Chief Servicing and Technology Officer

By: /s/ Paul Ince
Paul Ince, Chief Financial Officer

March 14, 2003


CitiMortgage, Inc. does business as Citicorp Mortgage in MT and NM. A Member of citigroup

  Ex-99.2 (h)


Countrywide (logo)

4500 Park Granada
Calabasas, California 91302-1613
(818) 225-3508

Thomas K. McLaughlin
Managing Director
Chief Financial Officer

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.,) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million, respectively.

The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payments to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

Sincerely,

/s/ Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer

  Ex-99.2 (i)


Countrywide (logo)

4500 Park Granada
Calabasas, California 91302-1613
(818) 225-3508

Thomas K. McLaughlin
Managing Director
Chief Financial Officer

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.,) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million, respectively.

The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payments to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

Sincerely,

/s/ Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer


  Ex-99.2 (j)

Since 1844    (logo)

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Dovenmuehle Mortgage, Inc. (DMI), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of DMI's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, DMI complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, DMI had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.

/s/ William A. Mynatt, Jr.
William A. Mynatt, Jr.
President

/s/ Glen Braun
Glen Braun
Vice President, Accounting


February 28, 2003


Dovenmuehle Mortgage, Inc.
1501 Woodfield Road
Schaumburg, IL 60173-4982

(847) 619-5535


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

/s/ Beverly A. Sibblies
Beverly A. Sibblies, Executive Vice President

/s/ Scott D. Samlin
Scott D. Samlin, Senior Vice President



Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358


Member
Mortgage Bankers
Association of America        (logo)

  Ex-99.2 (l)


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

GMAC
Mortgage (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP") except as follows: Section V - Mortgagor Loan Accounting requires that interest on escrow accounts shall be paid or credited to mortgagors in accordance with the applicable state laws. The Company failed to utilize the appropriate interest rate on escrow accounts required by the state of Oregon during the year.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $400,000,000, respectively.

/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operation Officer
GMAC Residential Holding Corp

  Ex-99.2 (m)


100 Wood Hollow Drive
Novaro, Ca. 94945
(800) 462-2700

GreenPoint Mortgage (logo)
Exhibit I


Management's Assertion Regarding Compliance With Minimum Servicing Standards

As of and for the year ended December 31, 2002, GreenPoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers.

As of and for this same period, GreenPoint Bank maintained on behalf of the Compnay, errors and omissions and employee fidelity bond insurance in the amount of $20,000,000 and $50,000,000, respectively.

March 27, 2003

/s/ Dennis Tussey
Dennis Tussey
Servicing Manager

/s/ David Petrini
David Petrini
Chief Financial Officer

/s/ S.A. Ibrahim
S.A. Ibrahim
Chief Executive Officer

  Ex-99.2 (n)



Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101


  Ex-99.2 (o)

HSBC (logo)

Management Assertion

As of and for the year ended December 31, 2002, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $588,675,000 and $40,000,000, respectively.

/s/ David J. Hunter
David J. Hunter
President

/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management

/s/ Gary P. Zimmerman
Gary P. Zimmerman
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

  Ex-99.2 (p)


M&T Mortgage Corporation (logo)
A SUBSIDIARY OF M&T BANK * Over 140 Years of Experience Behind Us

(716) 626-7010
(800) 724-2224

Exhibit 1


MANAGEMENT's ASSERTION CONCERNING COMPLIANCE WITH USAP MINIMUM SERVICING
STANDARDS

As of and for the year ended December 31, 2002, M&T Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). As of and for this same period, M&T Mortgage Corporation had in effect fidelity bond and errors and omissions coverages in the amounts of $55,000,000 and $20,000,000, respectively.

M&T Mortgage Corporation

By: /s/ James J. Beardi
James J. Beardi
President

/s/ Mark J. Mendel
Mark J. Mendel
Administrative Vice President

March 25, 2003


M&T Mortgage Corporation * P.O. Box 1288 * Buffalo, New York 14240

  Ex-99.2 (q)


MATRIX
FINANCIAL
SERVICES
CORPORATION (logo)

Management Assertion

As of and for the year ended December 31, 2002, Matrix Financial Services Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, Matrix Financial Services Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000.

/s/ James K. Munford
James K. Munford
President and COO

February 10, 2003
Date

/s/ Larry G. Sousa
Larry G. Sousa
Chief Financial Officer

February 10, 2003
Date

/s/ Bruce Beverly
Bruce Beverly
Senior Vice President

February 10, 2003
Date


2133 W. Peoria Avenue * Phoenix, AZ 85029-4928
602-749-2200 Fax 602-749-2505

  Ex-99.2 (r)



Management's Report on Compliance with Minimum Servicing Standards

As of and for the year ended December 31, 2002, Gateway Business Bank complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Gateway Business Bank had in effect a fidelity bond in the amount of $2,500,000 limit per loss and an errors and omissions policy in the amount of $2,500,000.

/s/ Richard Proudfit                    /s/ Melinda Davis
Richard Proudfit                        Melinda Davis
Chief Executive Officer                 Chief Financial Officer

March 14, 2003


  Ex-99.2 (s)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

  Ex-99.2 (u)


GMAC RFC (logo)


Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards


March 7, 2003

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis, MN 55402

As of and for the year ended December 31, 2002, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various subservicers.

Our minimum standards are:

I. CUSTODIAL BANK ACCOUNTS

A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

4) These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

C. Funds shall be advanced by the master servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.

II. SUBSERVICER REMITTANCES

A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

B. Remittances from subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificateholders.

D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.

IV. INVESTOR ACCOUNTING AND REPORTING

A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR ACCOUNTING

A. Uniform Single Attestation Program reports from external subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

A. Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the subservicers.

VII. INSURANCE POLICIES

A. As of and for the same period, RFC had in effect a fidelity bond in the amount of $150,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.



/s/ Bruce Paradis
Bruce Paradis
Residential Funding Corporation
President & Managing Director

/s/ Davee Olson
Davee Olson
Residential Funding Corporation
Chief Financial Officer & Managing Director

/s/ Christopher T. Gilson
Christopher T. Gilson
Residential Funding Corporation
Managing Director


GMAC-RFC
8400 Normandale Lake Blvd. Suite 250 Minneapolis, MN 55437
952.832.7000   gmacrfc.com

  Ex-99.2 (v)


March 14, 2003

As of and for the year ended December 31, 2002, Saxon Mortgage Services, Inc. (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for mortgage loans as set forth in Appendix I (the "Standards"), except as noted in the following paragraph. The Standards are based on the Mortgage Bankers' Association of America's Uniform Single Attestation Program for Mortgage Bankers.

In four of the thirty custodial bank accounts selected for testing for May 2002, the reconciliations included 84 items totaling approximately $574,000 that were older than 90 days.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $15 million and errors and omissions policy in the amount of $10 million.



____________________________
Dennis G. Stowe, Chief Operating
       Officer and President


____________________________
David L. Dill, Executive Vice
                 President



APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.      CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*       be mathematically accurate;
*       be prepared within forty-five (45) calendar days after the cutoff date;
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.     MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III.    DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.      Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.     INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.      MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.     DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII.    INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.



  Ex-99.2 (w)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101


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

EXCEPTIONS
None

Sincerely,
ABN AMRO Mortgage Group, Inc.

/s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President
Investor Accounting



Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.

  Ex-99.3 (b)

Wells Fargo Bank Minnesota,N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default of failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D)  All premiums for each Hazard Insurance Policy, Flood Insurance Policy
     (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lein or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael C. Koster
Officer

Executive Vice President
Title

1/22/03
Date


  Ex-99.3 (c)


Servicer's Officer's Certificate


The undersigned Servicing Officer certifies the following for the 2002 fiscal year.

A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported as appropriate and is set forth below.

   Exceptions: None.

B) The Servicer is currently an approved FNMA (#23221-000-1) and FHLMC (#298704) servicer in good standing;

C) The Fidelity Bond and the Errors and Omissions Insurance Policy required under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are currently in the process of being renewed; a copy of the related declaration page evidencing each such policy will follow under separate cover;

D) All Custodial Accounts have been reconciled in accordance with the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide;

E) All information statements required to be filed pursuant to Internal Revenue Code section 6050H, 6050J and/or 6050P have been timely filed; and

F) The Servicer has a viable contingency plan to minimize financial loss and disruptions of service to the institutions and customers it serves and to ensure a timely resumption of operations in the event of a disaster.

This certification covers the period of January 1, 2002 through December 31, 2002.

AMERIQUEST MORTGAGE COMPANY

/s/ John P. Grazer
John P. Grazer
Executive Vice President

  Ex-99.3 (d)


AURORA LOAN SERVICES INC (logo)
NATIONAL SERVICING CENTER

601 Fifth Avenue * P.O. Box 1706 * Scottsbluff, NE 69363-1706 * phone:
308-635-3500  800-776-9361 * fax: 308-630-6700

March 19, 2003


Lehman Capital, A Division of             Lehman Brothers Bank, F.S.B.
Lehman Brothers Holdings Inc.             Attn: Leslee Gelber, Contract Finance
Attn: Manager, Contract Finance           39 West 13th Street, 3rd Floor
101 Hudson Street                         New York NY 10011
Jersey City NJ 07302

Wells Fargo Bank Minnesota, N.A.          CC: Wells Fargo Bank Minnesota NA
Attn: Corporate Trust Services            Attn: Corporate Trust Services
1100 Broken Land Parkway                  Sixth Street & Marquette Avenue
Columbia MD 21044                         Minneapolis MN 55479


Subject: Annual Officer's Certificate  Fiscal Year 2002

Dear Master Servicer:

The undersigned Officer certifies the following for the Fiscal Year 2002:

(A) I have reviewed the activities and performance of Aurora Loan Services Inc. (the "Servicer") during the preceding fiscal year under the terms of the Servicing Agreement and to the best of this Officers' knowledge and belief, the Servicer has fulfilled all of its duties, responsibilities and obligations under this Agreement throughout fiscal year 2002, or if there has been a material default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each material default or failure and the nature and status thereof has been reported to Lehman Capital; Lehman Brothers Bank; Wells Fargo Bank Minnesota, N.A.

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy required under the terms of the Servicing Agreement, are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect; or, with respect to Hazard Insurance policies and/or Flood Insurance policies that are not in full force and effect, appropriate force placed individual and/or blanket policies are in full force and effect for each Mortgaged Property;

(E) All known real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid, could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to. Lehman Capital; Lehman Brothers Bank; Wells Fargo Bank Minnesota, NA.

(F) All Custodial Accounts have been reconciled and are properly funded; and,

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per Section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Robert E. Simpson
Officer: Robert E. Simpson
Title: Executive Vice President

  Ex-99.3 (e)

Wells Fargo Bank Minnesota, N.A.
Attn: Master Servicing
11000 Broken Land Parkway
Columbia, MD 21044-3562

RE:  Officer's Certificate

Dear Master Servicer:



The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a material default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All Premiums for Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not or if any such cost or expenses have not been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    CHARTER BANK

    /s/ Russell Cummins
    Russell Cummins
    Executive Vice President

     3/25/03
     Date


  Ex-99.3 (f)


CHASE
THE RIGHT RELATIONSHIP IS EVERYTHING (logo)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone

Wells Fargo Bank
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Certification

Pursuant to the servicing agreement, the undersigned Officer certifies to the following:

a) All hazard (or mortgage impairment, if applicable) flood or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments and other changes have been paid by/in connection with the Mortgaged Properties;

b) All property inspections have been completed;

c) Compliance relative to Adjustable Rate Mortgages have been met;

d) Compliance with IRS Foreclosure reporting regulations enacted as IRS Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed;

e) All loans CMMC services in state that have statutes requiring payment of interest on escrow/impound accounts have been completed;

f) That such officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy, and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

g) Enclosed is a copy of our most recent independent audit statement.

CERTIFIED BY: /s/ Lucy P. Gambino    Date: March 31, 2003
                  Vice President
                  Chase Manhattan Mortgage Corporation
                  3415 Vision Drive
                  Columbus, OH 43219

168

  Ex-99.3 (g)

Citimortgage  (logo)

CitiMortgage, Inc.
M.S. 313
P.O. Box 790013
St. Louis, MO 63179-0013

March 31, 2003

Federal Home Loan Bank
9062 Old Annapolis Road
Columbia, MD 21045-1951
ATTN: Tracy Sitorius

RE: Mortgage Pass-Through Certificates
    Series:
    Certificate:
    Certificate %: 100.00%
    Pooling & Servicing Agreement Dated / /


OFFICER'S CERTIFICATE

Dear Investor:

The activities of CitiMortgage, Inc. performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CITIMORTGAGE, INC.

BY: /s/ Patsy M. Barker
Patsy M. Barker
Vice President

BY: /s/ Timothy Klingert
Timothy Klingert
Assistant Vice President

  Ex-99.3 (h)


Countrywide Home Loans (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

March 21, 2003

NORWEST BANK MINN., N.A.
11000 Brokenland Parkway
Columbia, MD 21004
Attn: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreement for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2002 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario     3/27/03
Joseph Candelario         Date
First Vice President
Compliance Officer
Loan Administration

re: Investor Numbers: 5

  Ex-99.3 (i)


Countrywide Home Loans (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

March 21, 2003

NORWEST BANK MINN., N.A.
11000 Brokenland Parkway
Columbia, MD 21004
Attn: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreement for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2002 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario     3/27/03
Joseph Candelario         Date
First Vice President
Compliance Officer
Loan Administration

re: Investor Numbers: 5

  Ex-99.3 (j)

  Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention:  Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and the performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failuire of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D)  All premiums for each Hazard Insurance Policy, Flood Insurance Policy
 (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assesments and any other expenses accured and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A;

(F)  All Custodial Accounts have been reconciled and are properly funded;and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:


_____________________________
Officer


Senior Vice President
Title


August 6, 2003
Date


  Ex-99.3 (k)


EMC
Mortgage Corporation (logo)

Officer's Certificate

I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to Wells Fargo, the "Company," that in respect to the period ending November 30, 2002, a review of the activities of EMC Mortgage Corporation and it's performance under the Selling and Servicing Agreements, Pooling and Servicing Agreement, or other Agreement therein has been made under my supervision. To the best of my knowledge, based on such review, "EMC" has performed and fulfilled its duties, responsibilities and obligations in all material respects with the terms and provisions under said Agreements throughout such year, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer the nature and status thereof has been reported to the Company.

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President

3/28/03
Date


Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, TX 75067

  Ex-99.3 (l)


GMAC Mortgage (logo)


March 15, 2003

NORWEST BANK MINNESOTA. N.A.
DEEPA UENKATRA
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045


Re: Officers Statement of Compliance Year Ending 2002 Servicing Agreement/Pool

We hereby certify to the best of our knowledge and belief, that for the calendar year 2002:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respects to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer: GMAC Mortgage Corporation
By: /s/ Michael Kacergis
Name: Michael Kacergis
Title: Assistant Vice President
Date: March 15, 2003

500 Enterprise Road
Suite 150
Horsham, PA 19044


  Ex-99.3 (m)


PO Box 84013
Columbus, GA 31908-4013

GreenPoint Mortgage (logo)

Servicing Division

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By: /s/ Barbra Engle
Barbra Engle

Title: Senior Vice President, Servicing Manager

Date: July 14, 2003


  Ex-99.3 (n)




Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date


  Ex-99.3 (o)

Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31, 2002. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.

/s/ Gary P. Zimmerman
Gary P. Zimmerman
Senior Vice President
Mortgage Servicing

  Ex-99.3 (p)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

F) All Custodial Accounts have been reconciled and are properly funded; and

G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/
Officer

Banking Officer, Investor Reporting Manager
Title

3/24/03
Date

  Ex-99.3 (q)


MATRIX
FINANCIAL
SERVICES
CORPORATION (logo)



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attn: Master Servicing

RE: Officer's Certificate


The Undersigned Officer certifies the following for the 2002 fiscal year:

A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure and the nature and status thereof has been reported to Olympic Savings Assoc.

B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Olympic Savings Assoc.

F) All Custodial Accounts have been reconciled and are properly funded; and

G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Bruce Beverly
Officer: Bruce Beverly

Servicing Administration, Senior VP
Title

1/24/03
Date


2133 W. Peoria Avenue * Phoenix, AZ 85029-4928
602-749-2200 Fax 602-749-2505

  Ex-99.3 (r)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Melinda Davis
Officer

CFO
Title

2-27-03
Date

  Ex-99.3 (s)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

  Ex-99.3 (t)


ORIGEN (logo)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing


RE: Officer's Certificate


Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ David C. Douglas
Officer

Controller
Title

2-29-03
Date

ORIGEN FINANCIAL LLC
260 E. BROWN STREET, SUITE 200 BIRMINGHAM, MI 48009-6229
P 248-644-8838 F 248-644-5595
WWW.ORIGENFINANCIAL.COM

  Ex-99.3 (u)


GMAC RFC (logo)

2002 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements, Servicing Agreements and Sales and Servicing Agreement, ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

(i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made under the undersigned officers' supervision;

(ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled off of its material obligations relating to the Agreements in all material respects throughout such year; and

(iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year.

Dated: March 31, 2003

/s/ Robert L. Appel
Robert L. Appel
Managing Director, Master Servicing

/s/ Darsi Meyer
Darsi Meyer
Director, Securities Administration

GMAC-RFC
2255 North Ontario Street   Suite 400   Burbank, CA 91504
818.260.1400   gmacrfc.com



  Ex-99.3 (v)


Saxon    (logo)
Mortgage Services, Inc.

Dear Sir/Madam:

In accordance with the terms of our agreement, please find attached, the Independent Accountants' Report and the Management Assertion for fiscal year 2002. Additionally, the undersigned Officer certifies, in all material respects, the following for the 2002 fiscal year:

(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide. To the best of this Officer' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year. If there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations a description of each default or failure and the nature and status.

(b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing:

(c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each mortgaged Property, have been paid and that all such insurance policies are in full force and effect:

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

(f) All Custodial Accounts have been reconciled and are properly funded.

(g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050j/6050p of the Internal revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ David Dill
David Dill
Executive Vice President

March 28, 2003

We are a debt collector. Any information obtained will be used for that purpose.

Saxon Mortgage Services, Inc. * 4708 Mercantile Drive North * Fort Worth, TX 76137-3605 P.O. Box 161489 * Fort Worth, TX 76161-1489 * (817) 665-7200 *
(817) 665-7400



  Ex-99.3 (w)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

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